Form 10KSB
period 2000-12-31
BRODIE EXPLORATION CORP
filed 2002-03-13
CIK 14423

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [ ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal years ended December 31, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-7922

                            BRODIE EXPLORATION CORP.
               (Exact name of registrant as specified in charter)

           Colorado                                       84-0675149
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation  or organization)                         Identification No.)

12  Woodway  Oaks  Lane
Houston,  Texas                                                 77056
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code:  (713) 626-8960

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes      No  X.
                                                     ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Revenues of the Registrant for the fiscal year ended December 31, 2000 are $8,279.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed at par value of $0.01 per share, as no trading market is active and no reference is available as to the price paid for the common equity, on December 31, 2000, was $23,046.49. As of December 31, 2000, registrant had 48,328,165 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                 BRODIE EXPLORATION CORP.

                                         FORM 10-K

                               YEAR ENDED DECEMBER 31, 2000

                                   TABLE OF CONTENTS

                                        PART I

                                                                                   Page
Item 1      Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
Item 2      Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7
Item 3      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .     8
Item 4      Submission of Matters to a Vote of Security Holders . . . . . . . . .     8

                                        PART II

Item 5      Market for Registrant's Common Equity and Related Stockholder Matters     8
Item 6      Management's Discussion and Analysis of Financial
               Condition and Results of Operation . . . . . . . . . . . . . . . .     9
Item 7      Financial Statements and Supplementary Data . . . . . . . . . . . . .    11
Item 8      Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . .    11

                                        PART III

Item 9      Directors and Executive Officers of the Registrant. . . . . . . . . .    11
Item 10     Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . .    12
Item 11     Security Ownership of Certain Beneficial Owners and Management. . . .    12
Item 12     Certain Relationships and Related Transactions. . . . . . . . . . . .    13
Item 13     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .    14

                                     PART I
                                     ------


              CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

     Some of the information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and exchange Act of 1934. The forward-looking statements speak only as to the date made and we undertake no obligation to update such forward-looking statements. These forward-looking statements may be identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would," and similar expressions that contemplate future events. These future events include the following matters:

     -    financial position;
     -    business strategy;
     -    budgets;
     -    amount, nature and timing of capital expenditures;
     -    drilling of wells;
     -    natural gas and oil reserves;
     -    timing and amount of future production of natural gas and oil;
     -    operating costs and other expenses;
     -    cash flow and anticipated liquidity;
     -    prospect development and property acquisitions;
     -    marketing of natural gas and oil.

     Numerous important factors, risks and uncertainties may affect our operating results, including:

     -    the risks associated with exploration;
     - the ability to find, acquire, market, develop and produce new properties;
     -    natural gas and oil price volatility;
     - uncertainties in the estimation of proved reserves and in the projections;
     -    future rates of production and timing of development expenditures;
     -    operating hazards attendant to the natural gas and oil business;
     -    potential mechanical failure or under-performance of wells;
     -    climactic conditions;
     -    availability and cost of material and equipment;
     -    delays in anticipated start up dates;
     -    availability of capital;
     -    the strength and financial resources of competitors;
     -    regulatory developments;
     -    environmental risks; and
     -    general economic conditions.

     Any of the factors listed above and other factors contained in this Form 10-KSB could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. We cannot assure you that future results will meet expectations.

                                     ITEM I
                                     ------


                                    BUSINESS
                                    --------


GENERAL
-------

     Brodie Exploration Corporation is a Colorado corporation formed in 1974. We were active in oil, gas and mining operations principally in the Rocky Mountain states from 1974 to 1982. During that period, our headquarters were in Denver, Colorado. In 1982, we had a change of control and our headquarters were moved to Houston, Texas. Activity was curtailed until 1987 when control was acquired by Arthur Oil Corporation, a privately owned company whose sole shareholder, president and sole director is Joe E. Guyer, who is also our President and Chairman of the Board of Directors. As of August 25, 1994, however, Arthur Oil Corporation transferred 25,000,000 shares of our common stock, par value $0.01 per share (the "Common Stock"), (or 81% of the Common Stock held by it) to Elizabeth C. Guyer, the spouse of Joe Guyer. We are engaged in the acquisition, development, production and exploration of oil and natural gas reserves. Our properties are concentrated in West Virginia and Colorado. We plan to make acquisitions of various energy producing assets using cash and/or capital stock that we believe will generate sufficient cash flows to fund our operations and meet our future working capital needs. Because the timing of these acquisitions cannot be controlled, we are evaluating and exploring other financing alternatives.

DEVELOPMENT  ACTIVITIES
-----------------------

     Due to insufficient capital, we are not engaging in any development activities at this time.

BUSINESS  STRATEGY
------------------

     For many years we pursued the acquisition of producing oil and gas properties, as disclosed in previous filings. Our lack of success in the acquisition exercise was a combination of factors: unstable oil and gas prices, which not only made income forecasting risky, but also created wide disparities for both buyers, sellers and lenders; during the low points in commodity prices the number of financing sources was substantially reduced; and, industry infrastructure was changing broadly, creating organization problems.

     One change was the continued increase in international exploration and production by the large companies with a corresponding decrease in their domestic activities. At a relatively recent point in time, commodity prices started increasing. With the great reduction of activity and investment by the large companies in exploration and production in the lower 48 states, a wide opening of opportunity was created for independents. Combined with the increases in oil and gas prices a very attractive domestic environment was created, however this environment may change.

     Our board of directors decided to explore new avenues and strategy. We are involved in a West Texas oil and gas project generating exploratory prospects. This is a relatively inactive geographic / exploratory area principally due to the fact that most major oil companies have divested themselves of domestic properties, all of which offers opportunities for the domestic independent industry. To capitalize on this prospect, we have engaged the services of a highly trained, experienced geologist, who is generating prospects over a five county area. We believe we will then be able to obtain partners who will conduct seismic surveys as needed and drill wells.

COMPETITION
-----------

     We face competition from other oil and gas companies in all aspect of our business, including acquisition of producing properties, and oil and gas leases, marketing of oil and gas, and obtaining goods, services, and labor. Most of our competitors have substantially larger financial and other resources. Factors that affect our ability to acquire producing properties include available funds, available information about the property, and our standards established for a minimum projected return on investment. Competition is also presented by alternative fuel sources, including heating oil and other fossil fuels. We can provide no assurance that we will be able to compete effectively with companies that have greater resources than ours.

REGULATION
----------

     Our operations are subject to numerous federal, state and local laws, rules and regulations affecting the oil and gas industry. The failure to comply with such laws, rules and regulations can result in substantial penalties. We believe we have conducted our operations in substantial compliance with applicable laws, rules and regulations governing our activities. There can be no assurance that such laws, rules or regulations will not change in the future or that we will not be required to incur significant costs related to our compliance with such laws, rules and regulations.

     Federal Regulation of Transportation of Natural Gas. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated by the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978, and the regulations promulgated by the Federal Energy Regulatory Commission. In the past, the federal government has regulated the price at which natural gas could be sold. Deregulation of natural gas sales by producers began with the enactment of the Natural Gas Policy Act. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining Natural Gas Act and Natural Gas Policy Act price and non-price controls affecting producer sales of natural gas effective January 1, 1993. Congress could, however, reenact price controls in the future.

     Additional proposals and proceeding that might affect the natural gas industry are pending before Congress, the Federal Regulatory Commission and the courts. The natural gas industry historically has been very heavily regulated; therefore, we cannot assure you that the less stringent regulatory approach recently pursued by the Federal Energy Regulatory Commission and Congress will continue.

     Federal Regulation of Transportation of Oil. Effective as of January 1, 1995, the Federal Energy regulatory Commission implemented regulations establishing an indexing system for transportation rates for interstate common carrier oil pipelines. These rates are generally indexed to inflation, subject to conditions and limitations. These regulations may, over time, tend to increase transportation costs or reduce wellhead prices for oil. However, we do not believe that these regulations affect us any differently than other oil and gas producers, gatherers and marketers.

     State Regulation. Our oil and gas operation are subject to various types of regulation at the state and local levels. These regulations require drilling permits, regulate the methods for developing new fields and the spacing and operation of wells and waste prevention, and sometimes impose production limitations. These regulations may limit our production from wells and the number of wells or locations we can drill.

     Environmental Regulations. Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations sometimes require government approvals before activities occur, limit or prohibit activities because of protected areas or species, impose substantial liabilities for pollution and provide penalties for noncompliance. As with the industry generally, compliance with existing and anticipated regulations increases our overall cost of business. These regulations, however, generally affect us and our competitors similarly. Environmental laws and regulations are subject to frequent change and we are not able to predict the costs or other impacts of environmental regulation on our future operations.

EMPLOYEES
---------

     We have two employees. We believe that our relationships with our employees are good. None of our employees is covered by a collective bargaining agreement. From time to time, we use the services of independent contractors and consultants to perform professional services.

RISK  FACTORS  THAT MAY AFFECT THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------
OF  THE  COMPANY.
-----------------

     You should carefully consider the risks described below before making any investment decision related to our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

     Oil and natural gas prices are volatile, and low prices will cause our revenues, profitability and the carrying value of our properties to decline. Historically, prices for oil and natural gas have been volatile and are likely to continue to be volatile in the future. For example, oil and natural gas prices, while at historically high levels at the present time, declined significantly in 1997 and 1998 and, for an extended period of time, remained substantially below prices obtained in previous years. Among the factors that can cause this volatility are:

     -    the  level  of  consumer  demand;

     -    domestic  and  foreign  supply  of  oil  and  natural  gas;

     -    weather  conditions;

     -    domestic  and  foreign  government  regulations  and  taxes;

     - the ability of members of the Organization of Petroleum Exporting counties to agree to and maintain oil price and production controls;

     - political instability or armed conflict in oil and natural gas producing regions;

     -    the  price  and  level  of  foreign  imports;

     -    the  price  and  availability  of  alternative  fuels;  and

     -    the  overall  local  and  world  economic  environment.

     Prices for oil and natural gas affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of oil and natural gas that we can economically produce. Any substantial and extended decline in the price of oil and natural gas would decrease our cash flows, as well as the carrying value of our proved reserves, our borrowing capacity and our ability to obtain additional capital.

     Competition. We are in an industry characterized by intense competition. As a result of our small size, we are not a significant factor in the oil and gas exploration and production industry. Many of our competitors are well established, have been in existence for significantly longer periods of time than we have, and have financial, marketing, and other personnel as well as other resources substantially greater than we.

     Title to Future Acquired Properties. Any interests that we may acquire in undeveloped and non-producing acreage may be in the form of direct interests in lease, options, or permits with respect to such acreage. While we will attempt to acquire satisfactory title to such oil and gas properties, title opinions may not be obtained prior to the time of acquisition, with the attendant risk that some titles may be defective. Under such circumstances, future expenditures may be incurred by us for title work or some leasehold properties may be abandoned. In addition, such leasehold interests may be subject to customary royalty interest, liens incident to operating agreements, liens for current taxes and other burdens, minor encumbrances, easements and restrictions, any of which may subject us to future undetermined expenses.

     Speculative Nature of Oil and Gas Exploration. Oil and gas exploration is highly speculative in nature, involves many risks, and frequently results in unproductive properties. These risks are significantly higher for exploratory wells. Therefore, there can be no assurance that our oil and gas exploration and/or development activities will be successful, or that any future production will be profitable.

     Operating Hazards and Uninsured Risks. Operations will be subject to all of the risks normally incident to exploration for and production of oil and gas, including blowouts, explosions and fires, seepage, and pollution, each of which could result in damage to or destruction of oil and gas wells or producing facilities, damage to life and property, environmental damage and possible legal liability for any or all of such damages.

     Competition for Suitable Properties. There exists substantial competition in the market for properties suitable for oil and gas exploration. Established companies may have an advantage over us because of substantially greater resources in terms of number of personnel, finances and access to technical data to devote to the acquisition of properties. There can be no assurance that properties can be obtained or that exploratory work on any properties acquired in the future will result in commercially producible reserves, or that any additional properties can be acquired economically.

     Governmental Regulation and Environmental Controls. Our activities are subject to extensive federal, state and local laws and regulations controlling not only the exploration for oil and gas, but also the possible effects of such activities upon the environment. Existing as well as future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of properties, the extent of which cannot be predicted.

          Control By Management And Principal Shareholders. Management and/or its affiliates beneficially owns over 64.9% of the outstanding Common Stock.

                                     ITEM 2
                                    -------

                                   PROPERTIES
                                   ----------

HEADQUARTERS
------------

     Our principal executive offices are located at 12 Woodway Oaks Lane, Houston, Texas 77056.

OIL  AND  GAS  PROPERTIES
-------------------------

     We own interests in oil and gas leases in areas in West Virginia and Colorado. These interests are overriding royalty interests ("ORI"), working interests ("WI") and net revenue interests ("NRI").

AVERAGE  SALES  PRICE  AND  LOE*  PER  EQUIVALENT  MCF
------------------------------------------------------

             Average Sales Price  Average LOE* Cost/Unit**
             -------------------  ------------------------
1999                 2.46                      1.49
2000                 7.12                      1.83

   *  Lease  Operating  Expenses

   ** Units  =  MCF  for  gas  and  BBLs  for  Oil
                ---

PRODUCING  ACREAGE
------------------

     We own varying interests in 5 gross wells located in West Virginia and Colorado. The following table summarizes the type of interest held by us as well as the status of these wells as of December 31, 2000:

Well Name
and Location      Type Interest        Status
----------------  -------------  ------------------

C.G. Hays No. 2.  .3350000 WI    Producing gas well
Gilmer Co., WV    .29181250 NRI

J.W. Wolfe No. 4  .33350000 WI   Producing gas well
Gilmer Co., WV    .29181250 NRI

State No. 1-15    .01000000 ORI  Producing gas well
Routt Co., CO

Aufrecht No. 1    .00820310 ORI  Producing gas well
Weld Co., CO

Hankins No. 1.    .00820310 ORI  Producing gas well
Weld Co., CO

UNDEVELOPED  ACREAGE
--------------------

     The following table summarizes the amount of our undeveloped acreage as of December 31, 2000:

                     Company's     Gross     Net Acres
Location             Interest      Acres    (WI*) Only
-----------------  ------------  ---------  ----------
Crook County, WY       1.5% ORI        400         ---
South Semlek &
Guthry Areas)

Weld County, CO    .802315% ORI        160         ---
(Windsor Area)

(S.W. Beacon           2.5% ORI        320         ---
Prospect)


TOTAL                                  890         ---

                                     ITEM 3
                                     ------

                                LEGAL PROCEEDINGS
                                -----------------

     There are no material pending legal proceedings to which we are a party, or of which any of our property is the subject.


                                     ITEM 4
                                     ------

                           SUBMISSION OF MATTERS TO A
                           --------------------------
                            VOTE OF SECURITY HOLDERS
                            ------------------------

     No matters were submitted to a vote of our shareholders during the fourth quarter of 2000.

                                     PART II
                                     -------

                                     ITEM 5
                                     ------

                      MARKET FOR REGISTRANT'S COMMON EQUITY
                      -------------------------------------
                         AND RELATED STOCKHOLDER MATTERS
                         -------------------------------

     The principal market on which our Common Stock is being traded is the over-the-counter market.
No quotation information is available. What trading there is, if any, is extremely light, such that market makers do not presently make markets in our stock.

     As of December 31, 2000, there were 1,423 record holders of our Common Stock. We have never declared or paid a dividend on our Common Stock.

                                     ITEM 6
                                     ------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


     You should read the following discussion and analysis in conjunction with our audited financial statements. The following information contains forward-looking statements. See "Cautionary Information About Forward-Looking Statements."

OVERVIEW
--------

     We are engaged in the acquisition, development, production and exploration of oil and natural gas reserves. Our properties are concentrated in West Virginia and Colorado. We plan to make acquisitions of various energy producing assets using cash and/or capital stock that we believe will generate sufficient cash flows to fund our operations and meet our future working capital needs.

CERTAIN  ACCOUNTING  PRACTICES
------------------------------

     We use the "full-cost" method of accounting for our oil and gas exploration and development activities. Under the full-cost method, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized and amortized on the unit-of-production method using proved reserves. Certain unevaluated properties are excluded for amortization purposes until a determination has been made as to the existence of proved reserves. Since our operations are limited to the United States, we utilize a single cost center for amortization purposes. Capitalized costs are subject to a "ceiling test" that limits such costs in the aggregate of the present value of future net revenues plus the lower of cost of fair market value of unproved properties. All costs relating to production activities are charged to expense as incurred.


RESULTS  OF  OPERATIONS
-----------------------
     .
Results of operations for the year ended December 31, 1999 compared with the results of operations for the year ended December 31, 2000.

     Revenues decreased from $93,360 for the year ended December 31, 1999 to $8,279 for the year ended December 31, 2000. The decrease of $85,081 or 91% was primarily due to a litigation settlement of $66,107 and a gain on sale of property of $13,139 in 1999.

     Expense  from  lease  operations  increased  from $2,605 for the year ended
December  31,  1999,  to  $2,611  for  the  year  ended  December  31,  2000.

     Impairment of oil and gas properties decreased from $2,172 for the year ended December 31, 1999, to $0 for the year ended December 31, 2000.

     General and administrative expenses increased from $5,353 for the year ended December 31, 1999, to $7,653 for the year ended December 31, 2000.

     Depreciation and depletion expense decreased from $783 for the year ended December 31, 1999, to $362 for the year ended December 31, 2000.

     Professional fees increased from $16,058 to $67,614 primarily due to geological fees that never resulted in lease acquisitions.

     Interest expense decreased from $6,972 for the year ended December 31, 1999, to $2,205 for the year ended December 31, 2000. The decrease in interest expense of $4,797 or 68% resulted from the repayment of a $30,000 loan to us by Mrs. Guyer.

     We had $47,687 of net income for the year ended December 31, 1999 compared with a net loss of $84,166 for the year ended December 31, 2000. As noted above, there were nonrecurring revenues of approximately $80,000 in 1999 and increased professional fees in 2000.

     We had net income per share of Common Stock of $.001 in December 31, 1999 and net loss per share of $(.002) for the year ended December 31, 2000, for the year ended December 31, 2000.

     We may in the future experience significant fluctuations in our results of operations. Such fluctuations may result in volatility in the price and/or value of our Common Stock if any market develops. Results of operations may fluctuate as a result of a variety of factors, including our ability to find, acquire, market, develop and produce new properties, natural gas and oil price volatility, competitive conditions in the industry and general economic conditions. Shortfalls in revenues may adversely and disproportionately affect our results of operations. Accordingly, we believe that period to period comparisons of results of operations should not be relied upon as an indication of future results of operations. There can be no assurance that we will be profitable. Due to the foregoing factors, it is likely that in one or more future periods our operating results will be below the expectations of the investor.

     The financial statements included herein have been prepared assuming we will be able to continue as a going concern. As shown in the financial statements, we incurred a net loss of $84,166 for the year ended December 31, 2000 and have incurred substantial losses since inception. Negative cash flows from operating activities were $16,050 for the year ended December 31, 2000. These factors, among others, raise doubts about our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or capital and ultimately attain profitable operations.

CAPITAL  RESOURCES  AND  LIQUIDITY
----------------------------------

     As of December 31, 2000, our primary source of liquidity was $129 of cash and $2,750 of accrued oil and gas revenues. Our working capital deficit and shareholders' equity deficit was $102,772 and $96,562 at December 31, 2000, as compared to a working capital deficit of $18,968 and a shareholders' equity deficit of $12,396 at December 31, 1999.


     Net cash used by operating activities during the year ended December 31, 1999 was $18,890 compared with $16,050 for the year ended December 31, 2000.

     Net cash provided by investing activities the year ended December 31, 1999, was $65,000 related to proceeds from the sale of oil and gas properties.

     Net cash used in financing activities was $30,000 for the year ended December 31, 1999. The activity is attributable to payment on a note payable of $30,000 in1999.

     Our internally generated cash flows from operations have historically been and continue to be insufficient for our cash needs. As of November 2001, our sources of external and internal financing were limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until such time, we will rely upon external sources for liquidity. We believe that net proceeds of future anticipated securities offerings, and giving effect to revenues, which are projected to be realized from operations, should be sufficient to fund ongoing operations for a period of one year. Notwithstanding, there is no assurance that such anticipated offerings will be undertaken, and if undertaken, will be successful or that such proceeds derived therefrom, will in fact be sufficient to fund operations and meet our needs. Until we can obtain monthly income levels of approximately $20,000, which would be sufficient to fund current working capital needs, there is uncertainty as to our ability to continue our current operations. We believe we will be able to satisfy our cash requirements for the next six months. There is no assurance that the current working capital will be sufficient to cover cash requirements for the balance of the current fiscal year or to bring us to a positive cash flow position. Lower than expected earnings resulting from adverse economic conditions or otherwise, may shorten the period in which the current working capital may be expected to satisfy our requirements, force curtailed operations, or cause us to sell assets. The financial statements included herein have been prepared assuming we will be able to continue as a going concern. We had a working capital deficit of $102,772 at December 31, 2000, and experienced significant losses in fiscal 2000 which raise doubts about our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or capital and ultimately attain profitable operations.


INFLATION
---------

     We do not believe that we have been or will be more adversely affected by inflation than the economy in general.

                                     ITEM 7
                                     ------

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  -------------------------------------------


                                     ITEM 8
                                    -------

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ---------------------------------------------
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
                     --------------------------------------

None.

                                    PART III
                                    --------

                                     ITEM 9
                                     ------

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
               --------------------------------------------------

     The following table sets forth information regarding our directors and executive officers for the fiscal year ended December 31, 2000.

     Name                        Age        Position
--------------                   ---        --------
Joe  E.  Guyer                    76        President and Chairman of the Board

Charles  W.  Hatten               76        Director

Murray  C.  McKinnon              70        Director

     Members of the Board of Directors hold office until the election and qualification of their successors. Our officers are elected by the Board of Directors.

     Joe E. Guyer served as our President and director from February 1987 to June 1991, at which time he became Chairman of the Board. In March 1992, he again assumed the role of President. From 1948 to 1956, Mr. Guyer was President of American Stratigraphic Company, a geological consulting service that he founded. From 1956 to 1959, Mr. Guyer was President of Dernick - Guyer, Inc., a contract drilling, exploration and production company in Alberta, Canada. From 1959 until 1970, he was President of Guyer Oil Company, Ltd., an oil and gas exploration company in Calgary, which subsequently merged with Great Basins Petroleum Company, of which Mr. Guyer was Vice President and a director until 1971. Between 1971 and 1974, Mr. Guyer pursued studies in finance and economics at the University of Southern California and from 1974 to 1980, Mr. Guyer was engaged in independent oil and gas production. In 1980, Mr. Guyer formed Argus Energy Corp., which through the drastic decline in prices for its oil and gas production was not ultimately able to meet its debt commitments, and filed Chapter 11 and the company was liquidated. Since the beginning of 1987, Mr. Guyer has been involved in our acquisition and management. Mr. Guyer attended the Colorado School of Mines from 1947 until 1949 and received a Bachelor of Science degree in Business from the University of Southern California. He also attended the Graduate School of Economics at the University of Southern California.

     Charles W. Hatten became one of our directors on June 15, 1987. From 1949 until 1951, Mr. Hatten was a geologist with Oil Properties Consultants, located in Pasadena, California, and from 1951 until 1953 he served as a geologist with Caltex Petroleum Company. From 1953 until 1958, Mr. Hatten was senior geologist with Standard Oil Company of California, in which capacity he conducted paleonotological and geological studies in Cuba and the Caribbean area and many countries of West Africa. From 1962 until 1965, Mr. Hatten was a senior geologist with several international subsidiaries of Standard Oil Company of Indiana, and supervised exploration geology in Spain, Africa, the Far East and South Pacific. From 1965 until 1982, Mr. Hatten was Executive Vice President and subsequently President and director of the Great Basins Petroleum Company, during which time he managed the company's oil and gas exploration and production operations. Between 1982 and 1986, he was Chief Operating Officer, President and director of Century Production, Inc., a privately-held company engaged in evaluating and acquiring producing oil and gas properties. Mr. Hatten is currently President and founder of San Carlos Oil and Gas Corporation, which is engaged in exploration and drilling ventures. Mr. Hatten holds a Bachelor of Arts degree in Geological Sciences from the University of California at Berkeley.

     Murray C. McKinnon became one of our directors on June 15, 1987. Mr. McKinnon is a petroleum engineering graduate of the Colorado School of Mines. From 1952 to 1962, he was employed by Mobil Oil Company as a petroleum engineer and production geologist in California and the Rocky Mountains. From 1962 to 1974, Mr. McKinnon was employed by Pan Canadian Petroleum Ltd., in Calgary, Alberta. At Pan Canadian and predecessor company, Central-Del Rio Oils, Ltd., he was Manager of Operations, then Vice-President, Executive Vice-President and a Director. Mr. McKinnon returned to the United States in 1974 to manage an exploration program for Berry Holding Company, officing in Houston, Texas. In 1977, he became President and Chief Executive Officer of Trinity Resources in Houston. He remained in this position until November 1985, when he resigned to become an independent oil and gas producer in Houston. Presently he is owner and manager of American Energy Capital Corporation, engaged in petroleum production and drilling activities.

      The board of directors held four meetings during the year 2000. The board of directors does not maintain any committees. The board operates as our audit committee.

                                    ITEM 10
                                    -------

                             EXECUTIVE COMPENSATION
                             ----------------------

     Mr. Guyer has not received compensation for his services as our President since Mr. Downey's resignation on March 30, 1992. The directors of the Company also receive no fees for their services as members of the Board. We intend to begin payments of salaries to its officers and fees to our directors as soon as we are financially able to do so. The amount of such compensation has not yet been determined.


                                    ITEM 11
                                    -------

                          SECURITY OWNERSHIP OF CERTAIN
                          -----------------------------
                        BENEFICIAL OWNERS AND MANAGEMENT
                        --------------------------------

     The following table sets forth certain information as of December 31, 2000 with respect to ownership of the our outstanding common stock by (i) all persons known to us to own beneficially more than five percent (5%) of our outstanding common stock, (ii) each director, and (iii) all directors and officers as a group. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the Shares owned by him.

                                 Number of         Percentage Owned
Name                           Shares Owned     as of December 31, 2000
---------------------------  -----------------  ------------------------
Joe E. Guyer                     5,850,000 (1)                     12.1%
12 Woodway Oaks Lane
Houston, Texas 77056

Verle K. Downey                  4,500,000 (2)                     10.6%

Charles W. Hatten                  400,000 (3)                       .8%

Murray C. McKinnon                  70,000 (4)                       .1%

Elizabeth C. Guyer              25,000,000 (5)                     51.8%

Arthur Oil Corporation           5,850,000 (1)                     12.1%
12 Woodway Oaks Lane
Houston, Texas 77056

Rhett Campbell Trust             4,354,167 (6)                      9.1%
1617 Marathon Building
600 Jefferson
Houston, Texas 77002

All officers and directors
  as a group (3 persons)         6,320,000                         13.1%

(1) These 5,850,000 shares are owned by Arthur Oil Corporation, a corporation of which Mr. Guyer is president, sole shareholder and sole director. This does not include 25,000,000 shares of our common stock owned by Mrs. Guyer.

(2) This number includes Mr. Downey's option to purchase 4,500,000 of our common stock from unissued shares [

(3) 200,000 of these shares reflect Mr. Hatten's option to purchase our common stock from Arthur Oil Corporation.

(4) 40,000 of these shares reflect Mr. McKinnon's option to purchase our common stock from Arthur Oil Corporation.

(5) These 25,000,000 shares of Brodie Exploration Corporation stock were transferred from Arthur Oil Corporation to Mrs. Guyer on August 25, 1994.


                                     ITEM 12
                                     -------

                              CERTAIN RELATIONSHIPS
                              ---------------------
                            AND RELATED TRANSACTIONS
                            ------------------------


     Arthur Oil Corporation as operator of certain wells and leases in which we own interests is involved in on-going activities on behalf of and in participation with us. As a result, there are intercompany financial transfers, the most significant of which, but not exclusively, are Arthur Oil Corporation's receipt of proceeds from the sale of oil and gas which are subsequently distributed to the wells' working interest owners of which we are one. Likewise, expenses of producing the wells are charged to those working interest owners including us. These transfers are offset in the inter-company accounting between Arthur Oil Corporation and us and therefore result in accounts payable and accounts receivable.

     Our financial statements are prepared quarterly and the day-to-day net changes are not recorded. However, at December 31, 1992, the receivable from Arthur Oil Corporation was $22,715. The amount at December 31, 1993 was down $11,094 to $11,621, and increased slightly in December 31, 1994 to $13,194. In December 31, 1995, the amount was down $4929 to $8,265, and down an additional $2,737 to $5,528 in 1996. No receivable was due from Arthur Oil Corporation from 1997 thru 2000.

     In addition to lease operations, Arthur Oil Corporation administers and pays for general office overhead and allocates these costs among various entities including us. Arthur Oil Corporation also works to raise capital and find properties which together could result in deals in which we may participate. When and if such a transaction is consummated the costs will be allocated to us and the receivable and payable will be allocated at that time. For Arthur Oil Corporation's assistance in these matters, management fees of $12,000, per annum for the past three years were allocated and offset against the intercompany receivable. From time to time non-interest bearing advances are transferred between us and Arthur Oil Corporation. [See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.]

                                     PART IV
                                     -------

                                     ITEM 13
                                     -------

                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                    ----------------------------------------
                             AND REPORTS ON FORM 8-K
                             -----------------------


(a)   Exhibits
      --------

     The following Exhibits are filed with or incorporated by reference into this report.

     *    3.1  Articles  of  Incorporation  of  the  Registrant
     *    3.2  By-Laws  of  the  Registrant

* Incorporated by reference from the Registrant's Amendment No. 1 to the Registration Statement on Form 1-A, as filed with the Securities and Exchange Commission on December 1, 1987.

(b)  Reports  on  Form  8-K
     ----------------------

     None.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SIGNATURES
                                   ----------

Date:                                           BRODIE  EXPLORATION  CORP.
      --------------------------


                                                By:
                                                   -----------------------------
                                                     Joe E. Guyer President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature            Title                            Date
     ---------            -----                            ----


Joe  E.  Guyer            President,  Chief  Financial     ___________,  2002
                          and  Accounting  Officer
                          and  Director

Murray  C.  McKinnon      Director                         ___________,  2002



Charles  W.  Hatten       Director                         ___________,  2002

                         BRODIE EXPLORATION CORPORATION

                                 HOUSTON, TEXAS


                                FINANCIAL REPORT


                                DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                    Page  Number
                                                                    ------------

Independent  Auditors'  Report                                          F-1

Balance  Sheets                                                         F-2

Statements  of  Operations                                              F-3

Statements  of  Changes  in  Stockholders'  Equity  (Deficit)           F-4

Statements  of  Cash  Flows                                             F-5

Notes  to  Financial  Statements                                        F-6

                          INDEPENDENT AUDITORS' REPORT


Board  of  Directors
Brodie  Exploration  Corp.
Houston,  Texas

We have audited the accompanying Balance Sheets of Brodie Exploration Corp. as of December 31, 1999 and 2000, and the related Statements of Operations, Changes in Stockholders' Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brodie Exploration Corp. as of December 31, 1999 and 2000, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 2 of the financial statements, the Corporation has suffered recurring losses from operations of $1,244,766 and has a working capital deficit of $102,772 at December 31, 2000. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINSTEIN SPIRA & COMPANY, P.C.
Houston,  Texas
May  21,  2001

                            BRODIE EXPLORATION CORP.
                                 BALANCE SHEETS

                                                          December  31,
                                                    --------------------------
                                                        1999          2000
                                                    ------------  ------------
                              ASSETS

CURRENT ASSETS
Cash and cash equivalents                           $    16,179   $       129
Accrued oil and gas revenues                                636         2,750
                                                    ------------  ------------

Total Current Assets                                     16,815         2,879
                                                    ------------  ------------

PROPERTY AND EQUIPMENT
Oil and gas properties, full cost method                181,032       181,032
Less: Accumulated depletion                             174,460       174,822
                                                    ------------  ------------

                                                          6,572         6,210
                                                    ------------  ------------

                                                    $    23,387   $     9,089
                                                    ============  ============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable:
    Trade                                           $       444   $    21,801
    Related parties                                      26,241        72,547
  Interest payable                                        9,098        11,303
                                                    ------------  ------------

    Total Current Liabilities                            35,783       105,651
                                                    ------------  ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - $.01 par value; 100,000,000 shares
    authorized; 48,328,165 shares issued and
    outstanding                                         483,282       483,282
  Capital in excess of par value                        664,922       664,922
Accumulated deficit                                  (1,160,600)   (1,244,766)
                                                    ------------  ------------

    Total Stockholders' Deficit                         (12,396)      (96,562)
                                                    ------------  ------------

                                                    $    23,387   $     9,089
                                                    ============  ============

                       See notes to financial statements.

                            BRODIE EXPLORATION CORP.
                            STATEMENTS OF OPERATIONS

                                                    December  31,
                                              -------------------------
                                                 1999          2000
                                              -----------  ------------
REVENUES
  Oil and gas sales                           $     5,155  $     8,279
  Gain on sale of oil property                     13,139
  Other                                            75,336
                                              -----------  ------------

                                                   93,630        8,279
                                              -----------  ------------

EXPENSES
  Lease operations                                  2,605        2,611
  Impairment of oil and gas properties              2,172
  Professional fees                                16,058       67,614
  General and administrative                        5,353        7,653
  Management fee                                   12,000       12,000
  Depreciation and depletion                          783          362
  Interest                                          6,972        2,205
                                              -----------  ------------

                                                   45,943       92,445
                                              -----------  ------------

NET INCOME (LOSS)                             $    47,687  $   (84,166)
                                              ===========  ============

NET INCOME (LOSS) PER SHARE                   $      .001  $     (.002)
                                              ===========  ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING    48,328,165   48,328,165
                                              ===========  ============

                See notes to financial statements.

                            BRODIE EXPLORATION CORP.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                               Capital in
                      Common    Excess of    Accumulated
                      Stock     Par Value      Deficit       TOTAL
                     --------  -----------  -------------  ---------
BALANCE -
  DECEMBER 31, 1998  $483,282  $   654,922  $ (1,208,287)  $(70,083)

Net income                                        47,687     47,687

Issuance of capital
  stock by Arthur                   10,000                   10,000
                     --------  -----------  -------------  ---------

BALANCE -
  DECEMBER 31, 1999   483,282      664,922    (1,160,600)   (12,396)

Net loss                                         (84,166)   (84,166)
                     --------  -----------  -------------  ---------

BALANCE -
  DECEMBER 31, 2000  $483,282  $   664,922  $ (1,244,766)  $(96,562)
                     ========  ===========  =============  =========

                     See notes to financial statements.

                            BRODIE EXPLORATION CORP.
                            STATEMENTS OF CASH FLOWS

                                                        For the Year Ended
                                                          December  31,
                                                       --------------------
                                                         1999       2000
                                                       ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    $ 47,687   $(84,166)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and depletion                            783        362
      Gain on sale of oil property                      (13,139)
      Stock issued for services                          10,000
      Impairment of oil and gas properties                2,172
      Increase in accrued oil and gas revenues              (64)    (2,114)
      Increase (Decrease) in:
        Accounts payable:
          Trade                                         (20,571)    21,357
          Related party                                   5,250        500
          Stockholder                                   (55,784)    45,806
        Interest payable                                  4,776      2,205
                                                       ---------  ---------

      Net Cash Used in Operating Activities             (18,890)   (16,050)
                                                       ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of oil and gas properties         65,000
                                                       ---------  ---------
      Net Cash Provided by Investing Activities          65,000
                                                       ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payment on note payable                             (30,000)
                                                       ---------  ---------
      Net Cash Used in Financing Activities             (30,000)
                                                       ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                            16,110    (16,050)

Cash and Cash Equivalents - Beginning of Year                69     16,179
                                                       ---------  ---------
CASH AND CASH EQUIVALENTS - END OF YEAR                $ 16,179   $    129
                                                       =========  =========

                See notes to financial statements.

                            BRODIE EXPLORATION CORP.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Brodie Exploration Corp. (the Company) issues financial statements using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. Accounting principles followed by the Company and the methods of applying those principles which materially affect the determination of financial position, results of operations and cash flows are summarized below:

ACCOUNTING  METHOD  FOR  OIL  AND  GAS  ACTIVITIES

The Company uses the "full-cost" method of accounting for its oil and gas exploration and development activities.

Under the full-cost method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized and amortized on the units-of-production method using proved reserves. Certain unevaluated properties are excluded for amortization purposes until a determination has been made as to the existence of proved reserves. Since the Company's operations are limited to the United States, it utilizes a single cost center for amortization purposes. Capitalized costs are subject to a "ceiling test" that limits such costs to the aggregate of the present value of future net revenues plus the lower of cost or fair market value of unproved properties. All costs relating to production activities are charged to expense as incurred.

CASH  AND  CASH  EQUIVALENTS

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

NET  INCOME  (LOSS)  PER  SHARE

Net income (loss) per share is computed by dividing net loss by the average number of common shares outstanding.

FEDERAL  INCOME  TAX

The Company provides deferred income taxes for the anticipated future tax effects of temporary differences that arise as a result of differences in the carrying amounts and tax bases of assets and liabilities.

                            BRODIE EXPLORATION CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 2000


USE  OF  ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE  2  -  GOING  CONCERN

The accompanying financial statements have been prepared assuming the Corporation will continue as a going concern. As shown in the financial statements, the Corporation has incurred cumulative operating losses as of December 31, 2000 of $1,244,766, and has a working capital deficiency of $102,772 at December 31, 2000. The Corporation plans to make acquisitions of various energy producing assets using capital stock that the Corporation believes will generate sufficient cash flows to fund operations and meet working capital needs in the future. Because the timing of these acquisitions cannot be controlled, the Company is evaluating and exploring other financing alternatives.

NOTE  3  -  CAPITAL  STOCK

During 1999, the Company's majority shareholder issued 1,000,000 shares of common stock for services valued at $10,000.

NOTE  4  -  MANAGEMENT  FEE

For the years ended December 31, 1999 and 2000, the Company was charged a management fee of $12,000 by Arthur Oil Corporation, a stockholder of the Company. This management fee reimburses Arthur Oil Corporation for payments and services made on behalf of the Company and includes administrative salaries, rent and office supplies.

NOTE  5  -  OTHER  REVENUES

Other revenues include $66,107 received in 1999 from the settlement of litigation related to a gas purchase contract.

                            BRODIE EXPLORATION CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 2000


NOTE  6  -  FEDERAL  INCOME  TAX

The significant differences between the provision for federal income taxes as presented in the financial statements and the statutory rate are summarized below:

                                                        December  31,
                                                  ----------------------
                                                     1999        2000
                                                  ----------  ----------
Income tax (benefit) at the statutory rate (15%)  $   7,153   $ (12,625)
Other                                                (2,552)       (817)
Change in valuation allowance                        (4,601)     13,442
                                                  ----------  ----------

                                                  $       0   $       0
                                                  ==========  ==========

The components of the net deferred tax asset (liability) as of December 31, 1999 and 2000, are as follows:

                                                       1999        2000
                                                  ----------  ----------
Deferred Tax Asset -
  Depletion and Depreciation                      $   7,701   $  15,619
  Net Operating Loss Carryforward                   102,766     108,237
                                                  ----------  ----------
                                                    110,415     123,857
Valuation Allowance                                (110,415)   (123,857)
                                                  ----------  ----------

                                                  $       0   $       0
                                                  ==========  ==========

As a result of the purchase by Arthur Oil Corporation, the Company has experienced an ownership change and consequently is subject to special limitations on the utilization of its net operating losses and tax credits under the Internal Revenue Code of 1986. Future taxable income of the Company available to be offset by net operating losses and credits generated prior to the ownership change will be limited to approximately $26,000 (the annual limitation) annually. To the extent the annual limitation exceeds the Company's taxable income, the excess may be added to the subsequent years' limitations.

Operating loss carryforwards of approximately $720,000 will expire from 2001 to 2012. In addition, the Company has available a percentage depletion carryover of approximately $194,000 which can be utilized (subject to limitations based on taxable income before depletion) to offset future years' taxable income. The depletion carryover has no expiration date.

                            BRODIE EXPLORATION CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 2000


NOTE  7  -  RELATED  PARTY  TRANSACTIONS

The Company has outstanding indebtedness with, interest payable to and expense to related parties at various times. Further, as discussed in Note 4, the Company pays a management fee to Arthur Oil Corporation, a stockholder of the Company. Additionally, the Company has accounts receivable and payable due from and owed to a stockholder of the Company and accounts payable owed to two entities related through common ownership. The following summarizes the aggregate amounts outstanding:

                                     December  31,
                                    ----------------
                                     1999     2000
                                    -------  -------
Interest payable - related parties  $ 9,098  $11,303

Accounts payable - related parties  $26,241  $72,547

Management fee - stockholder        $12,000  $12,000

Interest expense - related party    $ 6,972  $ 2,205

NOTE  8  -  OIL  AND  GAS  PRODUCING  ACTIVITIES

The following tables set forth information concerning the Company's oil and gas producing activities at December 31, 1999 and 2000, and for the years then ended. The information is prepared in accordance with Statement of Financial Accounting Standards (SFAS) No. 69, "Disclosures About Oil and Gas Producing Activities," which established a standardized, comprehensive set of supplementary disclosures for oil and gas exploration and producing activities.

ESTIMATED  QUANTITIES  OF  PROVED  OIL  AND  GAS  RESERVES  (UNAUDITED)

The following estimates of proved reserves were prepared by the Company's petroleum engineer. Proved reserves are inherently imprecise because the estimation of reserves involves numerous judgmental and arbitrary determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history or as a result of changes in economic conditions. All reserves are located within the United States.

                       BRODIE EXPLORATION CORP.
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     DECEMBER 31, 1999 AND 2000

                                                  GAS  (MCF)
                                             --------------------
                                              For the Year Ended
                                                 December  31,
                                             --------------------
                                               1999       2000
                                             ---------  ---------
Proved developed and undeveloped reserves:

  Beginning of period                         149,464      9,554

  Sale of property                           (126,994)

  Revision of estimate                        (11,177)    22,931

  Production                                   (1,739)    (1,681)
                                             ---------  ---------

  End of period                                 9,554     30,804
                                             =========  =========


                                                   OIL (BBL)
                                             --------------------
                                              For the Year Ended
                                                 December  31,
                                             --------------------
                                               1999       2000
                                             ---------  ---------
Proved developed and undeveloped reserves:

  Beginning of period                             143        123

  Revision of estimate                             39        374

  Production                                      (59)       (44)
                                             ---------  ---------

  End of period                                   123        453
                                             =========  =========


    Proved developed reserves:               Gas (Mcf)  Oil (Bbl)
                                             ---------  ---------

      December 31, 1999                         9,554        123

      December 31, 2000                        30,804        453

                            BRODIE EXPLORATION CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 2000


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

Based on year-end reserve reports, the Company applied year-end prices of oil and gas to estimated future production of proved reserves. The future cash inflows are reduced by the estimated future production expenditures (based on current costs) to be incurred in producing the proved reserves. The following table sets forth the discounted future net revenues:

                                                            December  31,
                                                        ---------------------
                                                          1999        2000
                                                        ---------  ----------
Estimated future cash inflows                           $ 23,635   $ 238,777

Estimated future production costs                        (14,281)    (82,165)
                                                        ---------  ----------

Estimated future net cash flows                            9,354     156,612

10% annual discount for estimated timing of revenues      (2,682)    (71,618)
                                                        ---------  ----------

Standardized measure of discounted future net cash
flows                                                   $  6,672   $  84,994
                                                        =========  ==========

The following table sets forth changes in the standardized measure of discounted future net cash flows:

                                                       Year Ended December 31,
                                                       -----------------------
                                                          1999        2000
                                                        ---------  ----------
Standardized measure at beginning of period             $ 65,989   $   6,672

Sale of minerals in place                                (65,000)

Sales of oil and gas produced, net of production costs    (2,550)     (5,668)

Revisions of previous quantity estimates                 (28,367)    165,205

Net changes in prices and production  costs               24,643      68,144

Accretion of discount                                      6,599         667

Production timing differences and other                    5,358    (150,026)
                                                        ---------  ----------

Standardized measure at end of period                   $  6,672   $  84,994
                                                        =========  ==========